Form 10-K
period 2009-05-31
Grace 3, Inc.
filed 2009-08-28
CIK 1366540

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2009

______	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 000-52063

GRACE 3, INC.
(Name of Registrant in its charter)

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
 Yes __ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
  Yes __ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                      Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ___

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

There is currently no market for any of our securities.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of August 28, 2009, there were 100,000 shares of common stock outstanding and no shares of preferred stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

CERTIFICATIONS

PART I.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Grace 3, Inc. (the “Company” or “Registrant”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 1. BUSINESS

(a)	Business Development

Grace 3, Inc. (the “Company” or the “Registrant”) was incorporated in the State of Delaware on October 27, 2005. Since its inception, the Company has been engaged in organizational efforts and efforts to obtain initial financing. The Company was formed as a “blank check” company as defined in Rule 419(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.

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
Chief Financial Officer, Secretary and Sole Director effective July 18, 2008.

•	As of July 18, 2008, Douglas Dyer was appointed as the Company’s President and Sole Director.

(b)	Business of Issuer

The Company, based on proposed business activities, is a “blank check” company as defined in Rule 419(a)(2) of the Securities Act. The SEC defines those companies as “any development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person and that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

The analysis of new business opportunities has and will be undertaken by or under the supervision of the officers and directors of the Registrant. The Registrant has considered potential acquisition transactions with several companies, but as of this date has not entered into any definitive agreement with any party. The Registrant has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Registrant will consider the following kinds of factors:

(a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)	Strength and diversity of management, either in place or scheduled for recruitment;

(d)
Capital requirements and anticipated availability of required funds, to be provided by the Registrant or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)	The cost of participation by the Registrant as compared to the perceived tangible and intangible values and potentials;

(f)	The extent to which the business opportunity can be advanced;

(g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Registrant’s limited capital available for investigation, the Registrant may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Registrant participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Registrant and the promoters of the opportunity, and the relative negotiating strength of the Registrant and such promoters.

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Registrant. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Registrant prior to such reorganization.

The present stockholders of the Registrant will likely not have control of a majority of the voting shares of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the Registrant’s directors may resign and new directors may be appointed without any vote by stockholders.

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

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

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

(c)  Reports to security holders.

1)	The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

2)	The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Securities Exchange Act of 1934, as amended.

3)
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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties.

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

None.

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

The Common Stock is not listed on a publicly-traded market or exchange.

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

Recent Sales of Unregistered Securities

The Company issued a total of 100,000 shares of Common Stock on October 27, 2005, to Getting You There, LLC, an entity owned by Virginia K. Sourlis, then the sole officer and director of the Company, for aggregate cash consideration of $100. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

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

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis or Plan of Operation.

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

Also, as part of the Acquisition and pursuant to the Agreement, the following changes to the Company’s directors and officers occurred:

•	Virginia K. Sourlis resigned as the Company’s President, Chief Executive Officer,
Chief Financial Officer, Secretary and Sole Director effective July 18, 2008.

•	As of July 18 2008, Douglas Dyer was appointed as the Company’s President and Sole Director.

On October 10, 2008, Broad Street Ventures, LLC, (“BSV”) the majority shareholder of the Company entered into a convertible promissory note (“the Note”) with Getting You There, LLC, (“GYT”) the former sole stockholder of the Company for the remaining balance of $10,000 that is owed on the purchase of the 96,000 common shares of the Company that was fully disclosed in the Form 8-K filed on July 7, 2008.

The Note provides for a term of six (6) months at an interest rate of 8% per annum.  The maturity date of the Note was April 10, 2009.  At any time on or prior to the maturity date, each dollar amount of the unpaid principal amount may be converted into one (1) duly authorized, validly-issued, fully-paid and non-assessable share of common stock of the Company. Any interest owed with respect thereto shall be paid in cash.

As of May 31, 2009, there is $526 in accrued and unpaid interest on the Note.  In the event that BSV does not pay the full amount of principal and accrued interest on this Note, in cash, nor does GYT exercise its conversion rights under the Note, the principal and accrued interest is not an obligation of the Company.

As of May 31, 2009, GYT has not exercised its conversion rights under the Note.  In the event that GYT does exercise its conversion rights under the Note, the following table reflects the current and proforma outstanding common shares of the Company as of May 31, 2009.

	Current		Proforma
	Outstanding	Current	Outstanding	Proforma
	Common Shares	% of	Common Shares	% of
	May 31, 2009	Ownership	May 31, 2009	Ownership
Broad Street Ventures, LLC	96,000	96.0%	96,000	87.3%
Getting You There, LLC	4,000	4.0%	14,000	12.7%
Total outstanding common shares	100,000	100.0%	110,000	100.0%

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

Revenues. For the fiscal year ended May 31, 2009 and 2008 and for the period from October 27, 2005 (Inception) to May 31, 2009, the Company had no activities that produced revenues from operations.

Assets. At May 31, 2009, the Company had $0 in assets, compared to $0 at May 31, 2008.

Net Loss. For the fiscal year ended May 31, 2009 and 2008, the Company had a net loss of $20,575 and $4,500, respectively. From the Company’s date of inception (October 27, 2005) to May 31, 2009, the Company had net losses of $30,369. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liabilities. At May 31, 2009, the Company had $20,575 in liabilities, consisting of Accounts Payable, compared to $2,000 at May 31, 2008. The Accounts Payable consists of legal and accounting fees accrued for the preparation and filing the Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

General and Administrative Expenses. For the fiscal years ended May 31, 2009 and 2008, the Company had general and administrative expenses of $20,575 and $4,500 respectively. From the Company’s date of inception (October 27, 2005) to May 31, 2009, the Company had general and administrative expenses of $30,369. These expenses were due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

At May 31, 2009 and 2008, the Company had total assets equal to $0 and $0, respectively. The Company’s current liabilities at May 31, 2009 and 2008 totaled $20,575 and $2,000, respectively, comprised accounts payable.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from October 27, 2005 (Inception) to May 31, 2009

Operating activities	$(25,869)
Investing activities	-
Financing activities	$25,869

Net effect on cash	$-

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements.

GRACE 3, INC.
(A Development Stage Company)
Index to Financial Statements
May 31, 2009

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Grace 3, Inc.
A Development Stage Company

We have audited the accompanying balance sheets of Grace 3, Inc. (“the Company”), a development stage company, as of May 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended and the period October 27, 2005 (inception) through May 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, a development stage company, as of May 31, 2009 and 2008, and the results of its operations and its cash flows for the period October 27, 2005 (inception) through May 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 & 9 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Conner & Associates, PC

Conner & Associates, PC
Newtown, Pennsylvania
27 August 2009

GRACE 3, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

ASSETS	05/31/2009	05/31/2008

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	4,500	2,000
Due to shareholder	16,075	-

Total liabilities	20,575	2,000

Commitment and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $.0001 par value,
authorized 10,000,000 shares, none issued	-	-
Common stock, $.0001 par value,
authorized 100,000,000 shares
100,000 issued and outstanding	10	10
Additional paid-in capital	9,784	7,784
Deficit accumulated during the development stage	(30,369)	(9,794)

Total stockholders' equity (deficit)	(20,575)	(2,000)

Total liabilities and stockholders' equity (deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

GRACE 3, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF OPERATIONS

			For the period
	For the year	For the year	October 27, 2005
	ended	ended	(Inception) to
	May 31, 2009	May 31, 2008	May 31, 2009

Net sales	$-	$-	$-

Cost of sales	-	-	-

Gross profit	-	-	-

General and administrative expenses	20,575	4,500	30,369

Net loss	$(20,575)	$(4,500)	$(30,369)

Weighted average number of
common shares outstanding
(basic and fully diluted)	100,000	100,000	100,000

Basic and diluted (loss) per
common share	$(0.21)	$(0.05)	$(0.30)

The accompanying notes are an integral part of these financial statements.

GRACE 3, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

				Deficit
				Accumulated
			Additional	During the	Stockholders’
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance - October 27, 2005	-	$-	$-	$-	$-

Issuance of common shares	100,000	10	90	-	100

Net loss	-	-	-	(100)	(100)

Balance, June 02, 2006 (1)	100,000	$10	$90	$(100)	$-

Capital contributions - shareholder	-	-	2,694	-	2,694

Net (loss)	-	-	-	(5,194)	(5,194)

Balance, May 31, 2007	100,000	$10	$2,784	$(5,294)	$(2,500)

Capital contributions - shareholder	-	-	5,000	-	5,000

Net loss	-	-	-	(4,500)	(4,500)

Balance, May 31, 2008	100,000	$10	$7,784	$(9,794)	$(2,000)

Capital contributions - shareholder	-	-	2,000	-	2,000

Net (loss)	-	-	-	(20,575)	(20,575)

Balance, May 31, 2009	100,000	$10	$9,784	$(30,369)	$(20,575)

(1) restated for comparison purposes

The accompanying notes are an integral part of these financial statements.

GRACE 3, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CASH FLOWS

			Period from
	For the year	For the year	October 27, 2005
	ended	ended	(inception ) to
	May 31, 2009	May 31, 2008	May 31, 2009

Cash flows from operating activities
Net (loss)	$(20,575)	$ $(4,500)	$(30,369)

Adjustments to reconcile net (loss) to net
cash used in operating activities:
(Increase) decrease in prepaid expenses	-	1,500	-
Increase (decrease) in accounts payable	2,500	(2,000)	4,500

Net cash (used in) operating activities	(18,075)	(5,000)	(25,869)

Cash flows from financing activities
Advances - due from shareholders, (no repayments)	16,075	-	16,075
Proceeds from issuance of common stock	-	-	10
Proceeds from additional capital contributions	2,000	5,000	9,784

Net cash provided by financing activities	18,075	5,000	25,869

Net increase in cash and cash equivalents	-	-	-

Cash - beginning of period	-	-	-

Cash - end of period	$-	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	-	-
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Grace 3, Inc.
A Development Stage Company
Notes to Financial Statements
May 31, 2009 and 2008

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

b.
Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period October 27, 2005 (inception) through May 31, 2009, the Company did not maintain any bank accounts.

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

e.	Fair Value of Financial Instruments - The carrying value of accounts payable approximates fair value due to their short term nature.

f.
Recently Issued Accounting Pronouncements – as of May 31, 2009 and 2008, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

NOTE 3. PREFERRED STOCK

As of May 31, 2009 and 2008, the Company was authorized to issue 10,000,000 shares of preferred stock; zero preferred shares were outstanding.

The preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

NOTE 4. COMMON STOCK

As of May 31, 2009 and 2008, the Company is authorized to issue 100,000,000 shares of common stock; 100,000 shares of common stock were outstanding.

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

NOTE 5. RELATED PARTY TRANSACTIONS

The Company utilizes the office space and equipment of its majority shareholder at no cost. Management estimates such amounts to be immaterial.

As of May 31, 2009, the majority shareholder advanced the Company $16,075 for working capital purposes. The advances are not documented and do not bear any specific repayment terms.

As of May 31, 2008, the former sole shareholder of the Company advanced the Company $9,694 for working capital purposes.  These advances were classified as capital contributions and reflected as such in additional paid in capital.

NOTE 6. INCOME TAXES AND CHANGE IN CONTROL

As of May 31, 2009, the Company had approximately $8,230 in gross deferred tax assets resulting from net operating loss carry forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period October 27, 2005 (inception) to May 31, 2009.

As of May 31, 2009, the Company has federal net operating loss carry forwards of approximately $20,575 available to offset future taxable income through 2029.

For the period October 27, 2005 (inception) to May 31, 2009, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

Statutory federal income tax rate	-34%
State taxes - net of federal benefits	-5%
Valuation allowance	39%

Income tax rate – net	0%

Net change in valuation was $4,312.

The stock purchase transaction that took place in July 2008 affects a change in control of the Company, and as such the federal net operating loss carryforwards as of the date of the transaction are limited under Section 382 of the Internal Revenue Code.

NOTE 7. CAPITAL STOCK

On July 7, 2008 (the “Effective Date”), pursuant to the terms of a Stock Purchase Agreement (“the Agreement”), Broad Street Ventures, LLC, a limited liability company formed in the State of Colorado purchased a total of 96,000 shares of the issued and outstanding common stock of the Company from Getting You There, LLC, then the sole shareholder of the Company. The total of 96,000 shares represents 96% of the shares of outstanding common stock of the Company (the “Acquisition”). As part of the Acquisition and pursuant to the Agreement, the following changes to the Company’s directors and officers occurred:

Virginia K. Sourlis resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer and Secretary and Sole Director effective July 18, 2008.

As of July 18 2008, Douglas Dyer was appointed as the Company’s President and Sole Director.

NOTE 8. STOCK PURCHASE AGREEMENT

On October 10, 2008, Broad Street Ventures, LLC, (“BSV”) the majority shareholder of the Company entered into a convertible promissory note (“the Note”) with Getting You There, LLC, (“GYT”) the former sole stockholder of the Company for the remaining balance of $10,000 that is owed on the purchase of the 96,000 common shares of the Company that was fully disclosed in the Form 8-K filed on July 7, 2008.

The Note provides for a term of six (6) months at an interest rate of 8% per annum.  The maturity date of the Note was April 10, 2009.  At any time on or prior to the maturity date, each dollar amount of the unpaid principal amount may be converted into one (1) duly authorized, validly-issued, fully-paid and non-assessable share of common stock of the Company. Any interest owed with respect thereto shall be paid in cash.

As of May 31, 2009, there is $526 in accrued and unpaid interest on the Note.  In the event that BSV does not pay the full amount of principal and accrued interest on this Note, in cash, nor does GYT exercise its conversion rights under the Note, the principal and accrued interest is not an obligation of the Company.

As of May 31, 2009, GYT has not exercised its conversion rights under the Note.  In the event that GYT does exercise its conversion rights under the Note, the following table reflects the current and proforma outstanding common shares of the Company as of May 31, 2009.

	Current		Proforma
	Outstanding	Current	Outstanding	Proforma
	Common Shares	% of	Common Shares	% of
	May 31, 2009	Ownership	May 31, 2009	Ownership
Broad Street Ventures, LLC	96,000	96.0%	96,000	87.3%
Getting You There, LLC	4,000	4.0%	14,000	12.7%
Total outstanding common shares	100,000	100.0%	110,000	100.0%

NOTE 9. GOING CONCERN

As of May 31, 2009 and 2008, the Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.

As of May 31, 2009 and 2008, the Company’s current business is to pursue a business combination through acquisition, or merger with, an existing company. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company and ultimately achieve profitable operations. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9AT.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of May 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our 2007, 2008 or 2009 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the period ended May 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

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

Also, as part of the Acquisition and pursuant to the Agreement, the following changes to the Company’s directors and officers occurred:

•	Virginia K. Sourlis resigned as the Company’s President, Chief Executive Officer,
Chief Financial Officer, Secretary and Sole Director effective July 18, 2008.

•	As of July 18 2008, Douglas Dyer was appointed as the Company’s President and Sole Director.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

(a)    Identification of Directors, Executive Officers, Promoters, and Control Persons for the fiscal year ended May 31, 2009:

Name	Age	Position	Term

Douglas A. Dyer	50	President and Sole Director	July 18, 2008 - present

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

Based solely on the Company’s review of the copies of the forms received by it during the period from October 27, 2005 (inception) to May 31, 2009 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

CODE OF ETHICS

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers and directors serves in all the above capacities.

Item 11.  Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers for services rendered during the fiscal year ended May 31, 2009.

Name and Position	Year	Annual Compensation

Douglas A. Dyer, President & Sole Director	2009	None

Director Compensation

We do not currently pay any cash fees to our directors, but we pay directors’ expenses in attending board meetings. During the period October 27, 2005 (inception) to May 31, 2009,  no director expenses were incurred.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information as of August 30, 2009, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount of Beneficial Ownership		Percentage of Class

Douglas A. Dyer President and Sole Director 735 Broad Street Ventures Suite 400 Chattanooga, TN 37402	96,000	(1)	96%

James H. Brennan III 735 Broad Street Ventures Suite 400 Chattanooga, TN 37402	96,000	(1)	96%

All officers and directors as a group (1 person)	96,000		96%

(1)	Held by Broad Street Ventures, LLC, of which Douglas A. Dyer and James H. Brennan III share voting and dispositive control.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Company utilizes the office space and equipment of its majority shareholder at no cost. Management estimates such amounts to be immaterial.

As of May 31, 2009, the majority shareholder advanced the Company $16,075 for working capital purposes. The advances are not documented and do not bear any specific repayment terms.

As of May 31, 2008, the former sole shareholder of the Company advanced the Company $9,694 for working capital purposes.  These advances were classified as capital contributions and reflected as such in additional paid in capital.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

Our determination of independence of our directors is made using the definition of “independent director” contained under NASDAQ Marketplace Rule 4200(a)(15), even though such definitions do not currently apply to us because we are not listed on NASDAQ. Our sole director, Douglas A. Dyer, is our President and Chairman, and therefore is not “independent” under this rule.

The OTCBB on which we intend to have our shares of common stock quoted does not have any director independence requirements. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a)(15). Based on those widely-accepted criteria, we have determined that our Director(s) are not independent at this time.

No member of management is or will be required by us to work on a full time basis, although our president currently devotes fulltime to us. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Item 14.  Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2009	$10,000	Conner & Associates, P.C.
2008	$4,500	Conner & Associates, P.C.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$0	Conner & Associates, P.C.
2008	$0	Conner & Associates, P.C.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2009	$0	Conner & Associates, P.C.
2008	$0	Conner & Associates, P.C.

 (4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0	Conner & Associates, P.C.
2008	$0	Conner & Associates, P.C.

PART IV.
Item 15.  Exhibits and Reports on Form 8-K

Index to Exhibits

Exhibit	Description
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on October 27, 2005.

*3.2	By-Laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 15d-15(e), under the Securities and Exchange Act of 1934, as amended, with respect to the registrant’s Annual Report on Form 10-K for the year ended May 31, 2009.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Office and Chief Financial Officer).

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on June 19, 2006, and incorporated herein by this reference.

(b)	Reports on Form 8-K. None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRACE 3, INC.

Dated: August 28, 2009	By:	/s/ DOUGLAS A. DYER
Douglas A. Dyer
President and Director (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS A. DYER	President and Director	August 28, 2009
Douglas A. Dyer	(Principal Executive and Financial Officer)