Form 10-Q
period 2009-08-31
Grace 3, Inc.
filed 2009-12-01
CIK 1366540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009
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

As of December 1, 2009, there were 100,000 shares of common stock outstanding and no shares of preferred stock outstanding.

GRACE 3, INC.
A DEVELOPMENT STAGE COMPANY
INDEX
August 31, 2009

PART I

Item 1. Financial Statements.

GRACE 3, INC.
A DEVELOPMENT STATE COMPANY
BALANCE SHEETS

	August 31 ,2009	5/31/2009
	(Unaudited)	(Audited)
Assets

Total assets		$-

Liabilities and Stockholders' Equity/(Deficit)

Current Liabilities
Accounts payable	7,400	4,500
Due to shareholder	24,038	16,075
Total liabilities	31,438	20,575

Commitment and contingencies	-	-

Stockholders' equity (deficit)

Preferred stock, $.0001 par value, authorized 10,000,000 shares, none issued		-
Common stock, $.0001 par value, authorized 100,000,000 shares 100,000 issued and outstanding	10	10
Additional paid-in capital	9,784	9,784
Deficit accumulated during the development stage	(41,232)	(30,369)

Total stockholders' equity (deficit)	(31,438)	(20,575)

Total liabilities and stockholders' equity (deficit)	$-	$-

The financial information presented herein has been prepared by managaement without audit by independent certified public accountants.

The accompanying notes should be read in conjuction with the financial statements.

GRACE 3, INC.
A DEVELOPMENT STATE COMPANY
STATEMENTS OF OPERATIONS

			For the period
	For the three	For the three	October 27, 2005
	months ended	months ended	(Inception) to
	August 31, 2009	August 31, 2008	August 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$-	$-	$-

Cost of sales

Gross profit

General and administrative expenses	10,863	8,500	41,232

Net loss	$(10,863)	$(8,500)	(41,232)

Weighted average number of common shares outstanding (basic and fully diluted)	100,000	100,000	100,000

Basic and diulted (loss) per common share	$(0.11)	$(0.09)	$(0.41)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

GRACE 3, INC.
A DEVELOPMENT STATE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD OCTOBER 27, 2005 (INCEPTION) TO AUGUST 31, 2009
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance-October 27, 2005	-	$-	$-	$-	$-
Issuance of common shares	100,000	10	90	-	100
Net loss	-	-	-	(100)	(100)

Balance, June 02, 2006(1)	100,000	10	90	(100)	-
Capital contributions-shareholder	-	-	2,694	-	2,694
Net(loss)	-	-	-	(5,194)	(5,194)
Balance, May 31, 2007	100,000	10	2,784	(5,294)	(2,500)

Capital contributions-shareholder		-	5,000	-	5,000
Net(loss)				(4,500)	(4,500)
Balance, May 31, 2008	100,000	10	7,784	(9,794)	(2,000)

Capital contributions-shareholder			2,000		2,000
Net(loss)				(20,575)	(20,575)
Balance, May 31, 2009	100,000	10	9,784	(30,369)	(20,575)

Capital contributions-shareholder
Net(loss)				(10,863)	(10,863)
Balance, August 31, 2009	100,000	10	9,784	(41,232)	(31,438)

(1) restated for comparison purposes

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

GRACE 3, INC.
A DEVELOPMENT STATE COMPANY
STATEMENTS OF CASH FLOWS

			For the period
	For the three	For the three	October 27, 2005
	months ended	months ended	(Inception) to
	August 31, 2009	August 31, 2008	August 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss)	$(10,863)	$(8,500)	$(41,232)

Adjustments to reconcile net (loss) to net cash used in operating activities:
(Increase) decrease in prepaid expenses
Increase (decrease) in accounts payable/due to shareholder	10,863	6,500	31,438

Net cash (used in) operating activities	-	(2,000)	(9,794)

Cash flows from financing activities
Proceeds from issuance of common stock		2,000	10
Proceeds from additional captial contributions	-	-	9,784

Net cash provided by financing activities	-	-	9,794

Net increase in cash and cash equivalents		-	-

Cash-beginning of period	-	-	-

Cash-end of period	$-	$-	$-

Supplemental disclosure of cash flow informatin:
Taxes paid	-	-	-
Interest paid	-	-	-

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

b.
Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. For the period October 27, 2005 (inception) through August 31, 2009, the Company did not maintain any bank accounts.

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

NOTE 6.  INCOME TAXES

The Company has approximately $16,080 in gross deferred tax assets at August 31, 2009 resulting from net operating loss carry forwards.  A valuation allowance has been recorded to fully offset these deferred tax assets because the future realization of the related income tax benefits is uncertain.  Accordingly, the net provision for income taxes is zero for the period October 27, 2005 (inception) to August 31, 2009.   At August 31, 2009, the Company has federal net operating loss carry forwards of approximately $41,232 available to offset future taxable income through 2027.

For the period October 27, 2005 (inception) to August 31, 2009, the difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to loss before income taxes is as follows (in percentages):

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

Also, as part of the Acquisition and pursuant to the Agreement, the following changes to the Company’s directors and officers occurred:

o	Virginia K. Sourlis resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer and Secretary and Sole Director effective July 18, 2008.

o	As of July 18 2008, Douglas Dyer was appointed as the Company’s President and Sole Director

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

Results of Operations

Comparison of Three Months Ended August 31, 2009 to August 31, 2008

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

Assets. At August 31, 2009, the Company had $0 in assets, compared to $0 at May 31, 2009.

Liabilities. At August 31, 2009, the Company had $31,438 in total liabilities. At May 31, 2009, the Company had total liabilities of $20,575. Total liabilities consisted of Accounts Payable and Amounts due to a Shareholder. The Accounts Payable consists of legal and accounting fees accrued for the preparation and filing the Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement. Accounts Payable increased from $4,500 at May 31, 2009 to $7,400 at August 31, 2009.  Amounts due to a Shareholder increased from $16,075 at May 31, 2009 to $24,038 at August 31, 2009.

Revenues. For the three months ended August 31, 2009 and August 31, 2008 and for the period from October 27, 2005 (Inception) to August 31, 2009, the Company had no activities that produced revenues from operations.

Net Loss.  For the three month periods ended August 31, 2009 and August 31, 2008, the Company had a net loss of $10,863 and $8,500, respectively. From the Company’s date of inception (October 27, 2005) to August 31, 2009, the Company had net losses of $41,232. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

General and Administrative Expenses. For the three months ended August 31, 2009 and August 31, 2008, the Company had general and administrative expenses of $10,863 and $8,500, respectively. From the Company’s date of inception (October 27, 2005) to August 31, 2009, the Company had general and administrative expenses of $41,232. These expenses were due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

At August 31, 2009, the Company had $0 in total assets. At May 31, 2009, the Company had $0 in total assets. The Company’s current liabilities at August 31, 2009 and at May 31, 2009, totaled $31,438 and $20,575, respectively, comprised of accounts payable.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Three Months Ended August 31, 2009 and August 31, 2008 and
The Period from (October 27, 2005) Date of Inception to August 31, 2009

	For the Three Months Ended August 31,		Period from October 27, 2005 to August 31,
	2009	2008	2009
Net Cash (Used In) Operating Activities	$0	$(2,000)	$(9,794)
Investing Activities	$0	$0	$0
Net Cash Provided from Financing Activities	$0	$2,000	$9,794
Net Effect on Cash	$0	$0	$0

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

At August 31, 2009, the Company had no capital resources to fund administrative expenses pending acquisition of an operating company. The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. There is substantial doubt that we will continue as a going concern. The Company may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of August 31, 2009, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were  not  effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended August 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: December 1, 2009	GRACE 3, INC.

By: /s/ DOUGLAS A. DYER
Douglas A. Dyer President (Principal Executive Officer) (Principal Financial Officer)