Form 10-Q
period 2010-03-31
Grace 3, Inc.
filed 2010-05-19
CIK 1366540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

As of May 19, 2010, there were 100,000 shares of common stock outstanding and no shares of preferred stock outstanding.

GRACE 3, INC.
A DEVELOPMENT STAGE COMPANY
INDEX
February 28, 2010

TABLE OF CONTENTS

PART I

Item 1. Financial Statements.

GRACE 3, INC.
A DEVELOPMENT STAGE COMPANY
BALANCE SHEETS

	February 28, 2010	5/31/2009
	(Unaudited)	(Audited)
Assets

Total Assets	$-	$-

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable	1,000	4,500
Due to shareholder	34,616	16,075

Total liabilities	35,616	20,575

Commitment and contingencies	-	-

Stockholders’ equity (deficit)

Preferred stock $.0001 par value, authorized 10,000,000 shares, none issued
Common stock, $.0001 par value, authorized 100,000,000 shares 100,000 issued and
Outstanding	10	10
Additional paid-in capital	9,784	9,784
Deficit accumulated during the developmental stage	(45,410)	(30,369)

Total stockholders’ equity (deficit)	(35,616)	(20,575)

	$	$

GRACE 3, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD OCTOBER 27, 2005 (INCEPTION) TO FEBRUARY 28, 2010
(Unaudited)

				Deficit
				Accumulated
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance-October 27, 2005	-	$-	$-	$-	$-
Issuance of common shares	100,000	10	90	-	100
Net loss	-	-	-	(100)	(100)

Balance, June 02, 2006(1)	100,000	10	90	(100)	-
Capital contributions-shareholder	-	-	2,694	-	2,694
Net(loss)	-	-	-	(5,194)	(5,194)
Balance, May 31, 2007	100,000	10	2,784	(5,294)	(2,500)

Capital contributions-shareholder		-	5,000	-	5,000
Net(loss)				(4,500)	(4,500)
Balance, May 31, 2008	100,000	10	7,784	(9,794)	(2,000)

Capital contributions-shareholder			2,000		2,000
Net(loss)				(20,575)	(20,575)
Balance, May 31, 2009	100,000	10	9,784	(30,369)	(20,575)

Capital contributions-shareholder
Net(loss)				(15,041)	(15,041)
Balance, February 28, 2010	100,000	$10	$9,784	$(45,410)	$(35,616)

(1)	Restated for comparison purposes

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

GRACE 3, INC.
A DEVELEOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS

	For the three	For the three	For the nine
	months ended	months ended	months ended
	February 28, 2010	February 28, 2009	February 28, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Net Sales	$-	$-	$-

Cost of sales	-	-	-

Gross profit	-	-	-

General and administrative expenses	$653	6,000	15,041

Net loss	$(653)	(6,000)	(15,041)

Weighted average number of common shares Outstanding (basic and fully diluted)	100,000	100,000	100,000

Basic and diluted (loss) per common share	$(0.01)	(0.06)	(0.15)

GRACE 3, INC.
A DEVELEOPMENT STAGE COMPANY
STATEMENT OF OPERATIONS

		For the period
	For the nine	October 27, 2005
	months ended	(Inception) to
	February 28, 2009	February 28, 2010
	(Unaudited)	(Unaudited)

Net sales	$-	$-

Cost of sales	-	-

Gross Profit	-	-

General and administrative expense	16,500	45,410

Net loss	(16,500)	(45,410)

Weighted average number of common shares Outstanding (basic and fully diluted)	100,000	100,000

Basic and diluted (loss) per common share	$(0.17)	$(0.45)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements.

GRACE 3, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS

	For the three	For the three	For the nine
	months ended	months ended	months ended
	February 28, 2010	February 28, 2009	February 28, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net (loss)	$(653)	$(6,000)	$(15,041)

Adjustments to reconcile net (loss) to net cash
Used in operating activities:
(Increase) decrease in prepaid expenses
Increase (decrease) in accounts payable	(6,025)	3,250	(3,500)

Net cash (used in) operating activities	(6,678)	(2,750)	(18,541)

Cash flows from financing activities
Proceeds from shareholders loan	6,678	2,750	18,541
Proceeds from issuance of common stock
Proceeds from additional capital contributions

Net cash provided by financing activities	6,678	2,750	18,541

Net increase in cash and cash equivalents	-	-	-

Cash-beginning of period	-	-

Cash-end of period	$-	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	-	-	-
Interest paid	-	-	-

GRACE 3, INC.
A DEVELOPMENT STAGE COMPANY
STATEMENT OF CASH FLOWS

		For the period
	For the nine	October 27, 2005
	months ended	(Inception) to
	February 28, 2009	February 28, 2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities	$(16,500)	$(45,410)
Net (loss)

Adjustments to reconcile net (loss) to net cash
Used in operating activities:
(Increase) decrease in prepaid expenses
Increase (decrease) in accounts payable	4,000	(3,500)

Net cash (used in) operating activities	(12,500)	(48,910)

Cash flows from financing activities
Proceeds from shareholders loan	10,500	39,116
Proceeds from issuance of common stock		10
Proceeds from additional capital contributions	2,000	9,784

Net cash provided by financing activities	12,500	48,910

Net cash provided by financing activities	12,500	48,910

Net increase in cash and cash equivalents	-	-

Cash-beginning of period	-

Cash-end of period	$-	$-

Supplemental disclosure of cash flow information:
Taxes paid	-	-
Interest paid	-	-

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

Assets. At February 28, 2010, the Company had $0 in assets, compared to $0 at May 31, 2009.

Liabilities. At February 28, 2010, the Company had $35,616 in total liabilities. At May 31, 2009, the Company had total liabilities of $20,575. Total liabilities consisted of Accounts Payable and Amounts due to a Shareholder. The Accounts Payable consists of legal and accounting fees accrued for the preparation and filing the Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement. Accounts Payable decreased from $4,500 at May 31, 2009 to $1,000 at February 28, 2010.  Amounts due to a Shareholder increased from $16,075 at May 31, 2009 to $34,616 at February 28, 2010.

Comparison of Three Months Ended February 28, 2010 to February 28, 2009

Revenues. For the three months ended February 28, 2010 and February 28, 2009and for the period from October 27, 2005 (Inception) to February 28, 2010, the Company had no activities that produced revenues from operations.

Net Loss.  For the three month periods ended February 28, 2010 and February 28, 2009, the Company had a net loss of $653 and $6,000, respectively. From the Company’s date of inception (October 27, 2005) to February 28, 2010, the Company had net losses of $45,410. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

General and Administrative Expenses. For the three months ended February 28, 2010and February 28, 2009, the Company had general and administrative expenses of $653 and $6,000, respectively. From the Company’s date of inception (October 27, 2005) to February 28, 2010, the Company had general and administrative expenses of $45,410. These expenses were due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Comparison of Six Months Ended February 28, 2010 to February 28, 2010

Revenues. For the nine months ended February 28, 2010 and February 28, 2009and for the period from October 27, 2005 (Inception) to February 28, 2010, the Company had no activities that produced revenues from operations.

Net Loss.  For the nine month periods ended February 28, 2010 and February 28, 2009, the Company had a net loss of $15,041 and $16,500, respectively. From the Company’s date of inception (October 27, 2005) to February 28, 2010, the Company had net losses of $45,410. These losses were mostly due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

General and Administrative Expenses. For the nine months ended February 28, 2010 and February 28, 2009, the Company had general and administrative expenses of $15,041 and $16,500, respectively. From the Company’s date of inception (October 27, 2005) to February 28, 2010, the Company had general and administrative expenses of $45,410. These expenses were due to legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10-SB filed on June 19, 2006 and annual and quarterly reports filed since the effectiveness of such registration statement.

Liquidity and Capital Resources

At February 28, 2010, the Company had $0 in total assets. At May 31, 2009, the Company had $0 in total assets. The Company’s current liabilities at February 28, 2010 and at May 31, 2009, totaled $35,616 and $20,575, respectively, comprised of accounts payable and advances/loans from shareholders’.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Nine Months Ended February 28, 2010and February 28, 2009 and
The Period from Inception (October 27, 2005) to February 28, 2010

	For the Nine Months Ended February 28		Period from October 27, 2005 to February 28
	2010	2009	2010
Net Cash (Used In) Operating Activities	$(18,541)	$(12,500)	$(48,910)
Investing Activities	$0	$0	$0
Net Cash Provided from Financing Activities	$18,541	$12,500	$48.910
Net Effect on Cash	$0	$0	$0

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

At February 28, 2010, the Company had no capital resources to fund administrative expenses pending acquisition of an operating company. The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. There is substantial doubt that we will continue as a going concern. The Company may need additional cash advances from its stockholder or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

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

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of February 28, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were  not  effective to ensure that the information required to be disclosed by us in this Report was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions for Form 10-Q.

Our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures had the following deficiency:

●
We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our 2007 through 2010 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended February 28, 2010that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: May ______ 2010	GRACE 3, INC.

By: /s/ DOUGLAS A. DYER
Douglas A. Dyer
President
(Principal Executive Officer)
(Principal Financial Officer)